Form 10-K
CSFB COMMERCIAL MORT PASS THR CERTS SER 2003-C5
filed 2004-03-30
CIK 1269964

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-97955-07


        Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates
        Series 2003-C5

     (Exact name of registrant as specified in its charter)


   New York                                         54-6593433
                                                    54-2139167
                                                    54-2139168
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X





  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            4
             Class A-1A                           3
             Class A-2                           22
             Class A-3                            6
             Class A-4                           17
             Class A-SP                           9
             Class A-X                            5
             Class B                              6
             Class C                              3
             Class D                              7
             Class E                              3
             Class F                              5
             Class G                              6
             Class H                              6
             Class J                              3
             Class K                              4
             Class L                              4
             Class LR                             1
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R                              1
             Class V                              1

             Total:                             128


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


           No distributions to Certificate Holders were made during the fiscal period covered by this report.


   (b) On December 19, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Credit Suisse First Boston Mortgage Securities Corporation
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C5
     (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact



  By:  Beth Belfield, Assistant Vice-President

  By: /s/ Beth Belfield, Assistant Vice-President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



I, Anand Gajjar, certify that:

1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2003-C5 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Clarion Partners, LLC, as Special Servicer, Wells Fargo Bank, N.A. as Trustee and Midland Loan Services, Inc., as Master Servicer.


     Date: March 30, 2004

     /s/ Anand Gajjar,
     Signature

     Vice-President
     Title



  Ex-99.1 (a)

(Logo) ERNST & YOUNG

Ernst & Young LLP
5 Times Square
New York, New York 10036-6530

Phone: (212) 773-3000
www.ey.com

Report of Independent Accountants

We have examined management's assertion, included in the accompanying Report of Management on Compliance, that Clarion Partners, LLC ("the Company") complied with all of the requirements of Section 3 of the Pooling and Servicing Agreement for the Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2003-C5 ("the Agreement") for the period from December 1, 2003 to December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the requirements of Section 3 of the Agreement for the period from December 1, 2003 to December 31, 2003, is fairly stated, in an material respects.

This report is intended solely for the information and use of the Company, Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Wells Fargo Bank Minnesota, N.A., as Trustee, the Rating Agencies, as defined, the Directing Certificate Holder, as defined, any Requesting Subordinate Certificateholder, as defined, any Companion Loan Holder, as defined, and any B Loan Holder, as defined, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 11, 2004

A Member Practice of Ernst & Young Global







  Ex-99.1 (b)


Deloitte   (logo)

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA

Tel: +1 816 464 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied with the established minimum servicing standards within its Servicing Policy as of and for the year ended December 31, 2003, dated February 5, 2004.
Management is responsible for MLS's comp1iance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about
MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public AccountantS and, according]y, included examining, on a test basis, evidence about MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with the Servicing Policy.

In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended Dccember 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix
I.

/s/ Deloitte & Touche

February 5, 2004


Member of
Deloitte Touche Tohmatsu





  Ex-99.2 (a)

(logo)
ING
REAL ESTATE
INVESTMENT MANAGEMENT


Report of Management on Compliance


We, as members of management of Clarion Partners, LLC (the "Company"), are responsible for complying with the requirements of Section 3 of the Pooling and Servicing Agreement for the Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2003-C5
(the "Agreement"). We also are responsible for establishing and maintaining effective internal control over compliance with the requirements of Section 3 of the Agreement. We have performed an evaluation of the Company's compliance with the requirements of Section 3 of the Agreement for the period from December 1, 2003 to December 31, 2003. Based on this evaluation, we assert that for the period from December 1, 2003 to December 31, 2003, the Company complied with all of the requirements of Section 3 of the Agreement.



March 11, 2004


Clarion Partners, LLC,
a New York limited liability company, its authorized agent


By: /s/ J. Michael O'Brien
J. Michael O'Brien
Authorized Person


ING CLARION PARTNERS
230 Park Avenue, New York, NY 10169
T 212.883.2500 F 212.883.2700
E name.surname@ingclarion.com
www.ingclarion.com





  Ex-99.2 (b)

MIDLANDLOANSERVICES   (logo)

Management's Assertion on Compliance with the Servicing Standards
Set Forth in the Servicing Policy for the Year Ended
December 31, 2003

Report of Management

As of and for the year ended December 31, 2003, Midland Loan Services, Inc.
(MLS), an indirect wholy-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards in the Servicing Policy for commercial loans and multifamily servicing as set forth in Appendix I. The minimum servicing standards are based on the Mortgage Bankers Association of America's Uniform Singles Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing. The minimum servicing standards within the Servicing Policy do not include standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to commercial loan and multifamily servicing.


As of and for this same period, PNC was covered by a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $80,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

/s/ Vincent E. Beckett
Vincent E. Beckett
CFO/Executive Vice President

February 5, 2004


A Member of the PNC Financial Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be retumed to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be desposited into the custodial bank accounts and related bank clearing accounts within two business dsays of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identitied as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or Investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be postcd within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) ca1endar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.3 (a)

(Logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT

March 17, 2004

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045 Attn: CSFB 2003 C5

Credit Suisse First Boston Mortgage Corp.
Eleven Madison Avenue
New York, NY 10010
Attn: Edmund Taylor
cc: Tessa Peters, Esq.

Midland Loan Services, Inc.
10851 Mastin, Suite 300
Overland Park, KS 66210
Attn: President

Clarion Capital, LLC
230 Park Avenue
12th Floor
New York, NY 10169
Attn: Stephen Baines

Fitch, Inc.
One State Street Plaza, 31st Floor
New York, NY 10004
Attn: Commercial Mortgage Surveillance

Standard & Poor's
55 Water Street
New York, NY 10041
Attn: CMBS Surveillance Department

Re: Credit Suisse First Boston Commercial Mortgage pass-Through Certificates
    Series 2003-C5

Dear Sir or Madam:

This Officer's Certificate is provided to you by Clarion Partners, LLC ("Clarion") pursuant to Section 3.13 of that certain Pooling and Servicing Agreement ("PSA") dated as of December 1, 2003 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement, has been made under such officer's supervision, (ii) to the best of such officer's knowledge, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such preceding calendar year or portion thereof or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the IRS or any other governmental agency or body.

ING CLARION PARTNERS
230 Park Avenue, New York, NY 10169
T 212.883.2500 F 212.883.2700
E name.surname@ingclarion.com
www.ingclarion.com

(Logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT

Sincerely,

Clarion Partners, LLC
a New York limited liability company,
its authorized agent

By: /s/ Frank L. Sullivan, Jr.
Frank L. Sullivan, Jr.
Authorized Person










  Ex-99.3 (b)

(logo)

MIDLANDLOANSERVICES

March 8,2004


Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1951


VIA UPS
(410) 884-2194


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5 Pooling and Servicing Agreement


OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.




/s/ Charles J. Sipple
Charles J. Sipple
Executive Vice President

3-8-04
Date

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5


March 8. 2004

A member of The PNC Financial Services Group
10851 Mastin Overland Park Kansas 66210

(logo)

cc:
      Mr. Patrick T. Quinn, Esq.
      Cadwalader, Wickersham & Taft
      Jefferson at Montfort B Noteholder
      100 Maiden Lane
      New York, NY 10038-0000


      Mr. Stephen Baines
      Clarion Capital LLC
      335 Madison Avenue
      New York, NY 10017-0000


      Ms. Tessa Peters
      Column Financial Inc.
      Stanford Shopping Center Companion Noteholder
      11 Madison Avenue
      New York, NY 10010-0000


      Ms. Tessa Peters
      Column Financial Inc.
      Mayfair Mall A-3 and A-4 Noteholder
      11 Madison Avenue
      New York, NY 10010-0000


      Ms. Colleen Graham, Esq.
      Column Financial Inc.
      Legal and Compliance
      c/o Jefferson at Montfort B Noteholder
      11 Madison Avenue
      New York, NY 10010-0000


      Mr. Edmund Taylor
      Column Financial Inc.
      Stanford Shopping Center Companion Noteholder
      11 Madison Avenue
      New York, NY 10010-0000





Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5


March 8, 2004

(logo)


        Mr. Edmund Taylor
        Column Financial Inc.
        Mayfair Mall A-3 and A-4 Noteholder
        11 Madison Avenue
        New York, NY 10010-0000


        Mr. Edmund Taylor
        Column Financial Inc.
        Jefferson at Montfort B Noteholder
        11 Madison Avenue
        New York, NY 10010-0000


        Mr. Edmund Taylor
        Credit Suisse First Boston Mortgage Securities Corporation 11 Madison Avenue
        New York, NY 10010-0000


        Attn: CMBS Surveillance
        Fitch, Inc.
        One State Street Plaza, 31st Floor
        New York, NY 10004-0000


        Attn: ABS Trust Services Group
        Merrill Lynch Mortgage Trust 2003-KEYI
        LaSalle Bank National Association
        Re: Fairfield Commons A-2 Noteholder
        135 South LaSalle Street
        Chicago, IL 60603-0000


        Attn: CMBS Surveillance
        Standard & Poor's Ratings Services
        55 Water Street, 41st Floor
        New York, NY 10041-0000



Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5


March 8, 2004